Form 10-K405
period 1999-12-31
DODGE CITY HEALTHCARE GROUP LP
filed 2000-03-30
CIK 1090594

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                      COMMISSION FILE NUMBER: 333-84755-53

                       DODGE CITY HEALTHCARE GROUP, L.P.
             (Exact Name of Registrant as Specified in its Charter)

                   KANSAS                                       10-1275266
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

                3001 AVENUE A                                      67801
             DODGE CITY, KANSAS                                 (Zip Code)
  (Address Of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code:  (316) 225-8401

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K (as modified by grants of no-action relief) and is therefore filing this form with the reduced disclosure format specified therein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Dodge City Healthcare Group, L.P., a Kansas limited partnership (the "Partnership"), was organized on March 1, 1995. Dodge City Healthcare Partner, Inc., a Kansas corporation ("DCHP"), is the general partner of the Partnership with a 1.1% partnership interest. The limited partners of the Partnership are Western Plains Regional Hospital, LLC, a Delaware limited liability company ("WPRH"), and Dodge City Outpatient Surgical Facility Inc., a Kansas corporation ("DCOSF"), with partnership interests of 68.9% and 30.0%, respectively. DCHP and WPRH are indirect wholly owned subsidiaries of LifePoint Hospitals, Inc., a Delaware corporation ("LifePoint"), through its direct wholly owned subsidiary, LifePoint Hospitals Holdings, Inc. ("Holdings").

     On May 11, 1999 (the "Distribution Date"), Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the tax-free spin-off of its operations comprising the America Group by distributing all outstanding shares of LifePoint to its shareholders (the "Distribution"). As a result, Columbia/HCA's combined 70.0% interest in the Partnership was transferred to LifePoint and LifePoint assumed the rights as sole general partner of the Partnership. Information regarding Columbia/HCA included in this report on Form 10-K is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

     The Partnership owns and operates Western Plains Regional Hospital, a 110-bed acute care hospital, and an outpatient surgery center which provide health care services to patients in and around Dodge City, Kansas. LifePoint's obligations under its bank credit facilities are secured by a pledge of substantially all of the assets of LifePoint and its subsidiaries, including first priority mortgages on each of LifePoint's hospitals, including Western Plains Regional Hospital. The Partnership receives payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, preferred provider organizations and other private insurers and directly from patients.

     The partnership agreement provides that the Partnership is to distribute, in quarterly installments to the general and limited partners in accordance with their respective ownership interests, an amount equal to 90% of its annual income. The partnership agreement further provides that profits and losses of the Partnership will be allocated to the partners in accordance with their respective ownership interests.

ITEM 2.  PROPERTIES

     Information with respect to the Partnership's hospital and other operations can be found in Item 1 of this report under the caption, "Business."

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

     The Partnership is, from time to time, subject to claims and suits arising in the ordinary course of business. In certain of these actions, plaintiffs request punitive or other damages against the Partnership that may not be covered by insurance. The Partnership is currently not a party to any proceeding which, in management's opinion, would have a material adverse effect on the Partnership's business, financial condition or results of operations.

GOVERNMENTAL INVESTIGATION OF COLUMBIA/HCA AND RELATED LITIGATION

     Based upon its review of public filings and statements made by Columbia/HCA, the Partnership's management understands that Columbia/HCA and its subsidiaries are subject to various claims, suits and investigations for periods prior to the Distribution Date and that Columbia/HCA may be, either currently or in the future, subject to various claims, suits or investigations for periods after the Distribution Date. Any discussion contained in this report regarding such matters is based solely upon such public filings and statements.

     In March 1997, various facilities of Columbia/HCA's El Paso, Texas operations were searched by federal authorities pursuant to search warrants, and government agents removed various records and documents. In February 1998, an additional warrant was executed and a single computer was seized.

     In July 1997, various Columbia/HCA affiliated facilities and offices were searched pursuant to search warrants. During July, September and November 1997, Columbia/HCA also was served with subpoenas requesting records and documents related to laboratory billing and DRG coding in various states and home health operations in various jurisdictions, including, but not limited to, Florida. In January 1998, Columbia/HCA received a subpoena which requested records and documents relating to physician relationships. In June 1999, Columbia/HCA received a subpoena seeking records related to home health operations. In March 2000, Columbia/HCA received a subpoena that requested records relating to wound care centers.

     The United States District Court for the Middle District of Florida, in Fort Myers, issued an indictment against three employees of a subsidiary of Columbia/HCA in July 1997. The indictment related to the alleged false characterization of interest payments on certain debt resulting in Medicare and TRICARE (formerly CHAMPUS) overpayments since 1986 to Columbia Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by Columbia/HCA in 1992. Columbia/HCA was served with subpoenas for various records and documents. In July 1998, a fourth employee of a subsidiary of Columbia/HCA was indicted by a superseding indictment. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and TRICARE cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

     Several hospital facilities affiliated with Columbia/HCA in various states have received individual federal and/or state government inquiries, both informal and formal, requesting information related to reimbursement from government programs. Management of the Partnership understands that Columbia/HCA is cooperating in these investigations and that Columbia/HCA understands, through written notice and other means, that it is a target in these investigations. Columbia/HCA may be subject to additional subpoenas and other investigative and prosecutorial activity in these and other jurisdictions in the future.

     Columbia/HCA also is the subject of a formal order of investigation by the Commission. Columbia/HCA understands that the investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws.

     Columbia/HCA is a defendant in several qui tam actions, or actions under state statutes which are brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. (S)3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in six unsealed qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which Columbia/HCA is unaware.

     Since April 1997, numerous federal securities class action and derivative lawsuits have been brought against Columbia/HCA and a number of its current and former directors, officers and employees. On October 10, 1997, all of the securities class action claims were consolidated into a single-captioned case which seeks the certification of a class of persons or entities who acquired Columbia/HCA's Common Stock from April 9, 1994 to September 9, 1997. The lawsuit alleges, among other things, that the defendants committed violations of the federal securities laws by materially inflating Columbia/HCA's revenues and earnings through a number of practices, including upcoding, maintaining reserve cost reports, disseminating false and misleading statements, cost shifting, illegal reimbursements, improper billing, unbundling and violating various Medicare laws. The lawsuit seeks compensatory damages, costs and expenses.

     On October 10, 1997, all derivative law claims filed in federal court were consolidated into a single-captioned case. The lawsuit alleges, among other things, derivative claims against the individual defendants that they intentionally or negligently breached their fiduciary duties to Columbia/HCA by authorizing, permitting or failing to prevent Columbia/HCA from engaging in various schemes to improperly increase revenue, upcoding, improper cost reporting, improper referrals, improper acquisition practices and overbilling. In addition, the lawsuit asserts a derivative claim against some of the individual defendants for breaching their fiduciary duties by engaging in insider trading. The lawsuit seeks restitution, damages, recoupment of fines or penalties paid by Columbia/HCA, restitution and pre-judgment interest against the alleged insider trading defendants, and costs and disbursements. In addition, the lawsuit seeks orders prohibiting Columbia/HCA from paying individual defendants employment benefits, terminating all improper business relationships with individual defendants, and requiring Columbia/HCA to implement effective corporate governance and internal control mechanisms designed to monitor compliance with federal and state laws and ensure reports to the Board of material violations of law.

     Several derivative actions have been filed in state court by certain purported stockholders of Columbia/HCA against certain of Columbia/HCA's current and former officers and directors alleging breach of fiduciary duty and failure to take reasonable steps to ensure that Columbia/HCA did not engage in illegal practices which exposed Columbia/HCA to significant damages.

     Columbia/HCA and/or certain of its current and/or former officers and/or directors are defendants in a number of federal and state court actions filed by patients and/or payers, alleging, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law, and also are defendants in certain general liability and other claims. Certain of the lawsuits have been conditionally certified as class actions and others are purported class actions.

     It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam, stockholder derivative and class action lawsuits, or whether any additional investigations or litigation will be commenced. If Columbia/HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, then Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts in question in the qui tam, stockholder derivative and class action lawsuits are substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such lawsuits. Any such sanctions or losses could have a material adverse effect on Columbia/HCA's financial position and results of operations.

     Pursuant to the distribution agreement entered into by and among Columbia/HCA, LifePoint and Triad, Columbia/HCA ("Distribution Agreement") has agreed to indemnify LifePoint in respect of any losses which it may incur as a result of the proceedings described above. Columbia/HCA has also agreed to indemnify LifePoint and its subsidiaries, including the Partnership, in respect of any losses which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the Distribution Date and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by LifePoint, including Western Plains Regional Hospital, is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, Columbia/HCA will make a cash payment to LifePoint in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the Distribution Agreement, less the net proceeds of the sale or other disposition of the excluded hospital. LifePoint has agreed that, in connection with the government investigations described above, it will participate with Columbia/HCA in negotiating one or more compliance agreements setting forth each of their agreements to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against LifePoint, or any of its facilities, including the Partnership, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of LifePoint and the Partnership. Columbia/ HCA has not indemnified LifePoint for losses relating to any acts, practices and omissions engaged in by LifePoint or the Partnership after the Distribution Date, whether or not LifePoint or the Partnership is indemnified for similar acts, practices and omissions occurring prior to the Distribution Date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to General Instruction I to Form 10-K (the "Instruction").

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS

     The Partnership's equity securities are not publicly traded. The Partnership files reports under the Securities Exchange Act of 1934 because of its status as a non-wholly owned subsidiary guarantor of Holdings' $150 million Senior Subordinated Notes due May 15, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

     Omitted pursuant to the Instruction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read together with the historical financial statements of the Partnership and the related notes thereto included elsewhere herein.

OVERVIEW

     On May 11, 1999, Columbia/HCA completed the Distribution. As a result, Columbia/HCA's interest in the Partnership was transferred to LifePoint, and LifePoint assumed the rights as sole general partner of the Partnership.

FORWARD-LOOKING STATEMENTS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on the current plans and expectations of the Partnership and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the Partnership's future financial condition and results. These factors include, but are not limited to, (i) the highly competitive nature of the health care business, (ii) the efforts of insurers, health care providers and others to contain health care costs, (iii) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (iv) changes in federal, state or local regulation affecting the health care industry, (v) the possible enactment of federal or state health care reform, (vi) the ability to attract and retain qualified management and personnel, including physicians, (vii) liabilities and other claims asserted against the Partnership, including without limitation, liabilities for which the Partnership may be indemnified by Columbia/HCA, (viii) changes in accounting practices, (ix) changes in general economic conditions, and (x) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Partnership. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenues increased 1.8% to $32.7 million for the year ended December 31, 1999, compared to $32.2 million for the year ended December 31, 1998, primarily as a result of increases in the volume of patients treated at the Partnership's facilities. Inpatient admissions increased 1.3% and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 5.4% for the year ended December 31, 1999, compared to the year ended December 31, 1998. Revenues per equivalent admission decreased 2.8% for the year ended December 31, 1999, compared to the year ended December 31, 1998. The decline in revenues per equivalent admission resulted from several factors, including decreases in Medicare reimbursement rates mandated by the federal Balanced Budget Act of 1997 (the "Balanced Budget Act") which became effective October 1, 1997 (such rates lowered revenues by approximately $0.5 million for the year ended December 31, 1999 compared to periods prior to the effective date of the Balanced Budget Act), and increases in the number of managed care payers (managed care as a percentage of total admissions increased to 30.7% for the year ended December 31, 1999, compared to 28.2% for the year ended December 31, 1998 which generally pay less per patient than traditional indemnity insurance plans).

     Allocation of personnel costs decreased as a percentage of revenues to 34.2% for the year ended December 31, 1999, from 36.8% for the year ended December 31, 1998, primarily as a result of improvements in labor productivity. Man hours per equivalent admission decreased 12.6% over the same period in the prior year.

     Supplies expenses increased to 12.8% as a percentage of revenues for the year ended December 31, 1999, from 12.0% for the year ended December 31, 1998 primarily due to the 2.8% decline in revenues per equivalent admission, while the cost of supplies per equivalent admission increased 2.4%. The higher cost of supplies per equivalent admission resulted from significant increases in pharmaceutical costs and other increases in new product development costs and general inflation.

     Other operating expenses decreased as a percentage of revenues to 14.7% for the year ended December 31, 1999, from 16.5% for the year ended December 31, 1998. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes. The decrease was primarily due to decreases in contract services and repairs and maintenance.

     Provision for doubtful accounts increased as a percentage of revenues to 8.7% for the year ended December 31, 1999, from 7.1% for the year ended December 31, 1998 due to the Partnership experiencing employee turnover in its business office in fiscal 1999 which delayed billings and negatively impacted collection efforts.

     Depreciation and amortization expense increased to $1.7 million for the year ended December 31, 1999, from $1.6 million for the year ended December 31, 1998, primarily due to routine capital expenditures.

     Interest expense remained at $0.6 million for the years ended December 31, 1999 and 1998. The consistency in the amount of interest expense recorded during 1999 and 1998 is attributable to the consistency in the intercompany balances payable to affiliates and interest rates charged during the respective periods.

     Management fees were $0.7 million and $0.6 million for the years ended December 31, 1999 and 1998, respectively. Management fees are charged to the Partnership by the general partner based upon the Partnership's net patient revenues.

     Net income was $6.7 million for the year ended December 31, 1999, compared to $6.0 million for the year ended December 31, 1998, primarily due to increases in revenue and decreases in certain expenses as described above.

YEAR 2000 COMPLIANCE

     The Partnership did not experience any material disruptions or other effects caused by the Year 2000 problem, nor does the Partnership expect to experience any material disruptions or other effects caused by the Year 2000 problem in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

     The Partnership's Financial Statements are included at the end of this report on Form 10-K beginning on page F-1, and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to the Instruction.

ITEM 11.  EXECUTIVE COMPENSATION

     Omitted pursuant to the Instruction.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted pursuant to the Instruction.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to the Instruction.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Index to Financial Statements, Financial Statement Schedules and Exhibits:

     (1) Financial Statements:  See Item 8 herein.

          The Financial Statements of the Partnership required to be included in
     Part II, Item 8, are indexed on Page F-1 and submitted as a separate section of this report.

     (2) Financial Statement Schedules:

          All schedules are omitted, because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

     (3) Exhibits

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  3.1     --   Certificate of Limited Partnership.
  3.2     --   Certificate of Amendment to Certificate of Limited
               Partnership.
  3.3     --   Amended and Restated Limited Partnership Agreement of Dodge
               City Healthcare Group, L.P., dated March 1, 1995.
  3.4     --   Amendment to Article 6.1 of Limited Partnership Agreement,
               dated June 13, 1997.
  3.5     --   Second Amendment to the Amended and Restated Limited
               Partnership Agreement of Dodge City Healthcare Group, L.P.,
               dated April 8, 1999.
  3.6     --   Third Amendment to the Amended and Restated Limited
               Partnership Agreement of Dodge City Healthcare Group, L.P.,
               dated November 4, 1999.
  4.1     --   Indenture (including form of 10 3/4% Senior Subordinated
               Notes due 2009) dated as of May 11, 1999, between
               HealthTrust, Inc.-The Hospital Company and Citibank N.A. as
               Trustee, incorporated by reference from Exhibit 4.2(a) to
               LifePoint Hospitals' Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1999, File No. 0-29818.
  4.2     --   Form of 10 3/4% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.1).
 27       --   Financial Data Schedule (for SEC use only).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on March 29, 2000.

                                          DODGE CITY HEALTHCARE GROUP, L.P.

                                          By: Dodge City Healthcare Partner,
                                          Inc.
                                          Its: General Partner

                                          By:      /s/ SCOTT L. MERCY
                                            ------------------------------------
                                                       Scott L. Mercy
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                 /s/ SCOTT L. MERCY                    Chairman, Chief Executive        March 29, 2000
-----------------------------------------------------    Officer and Director
                   Scott L. Mercy                        (Principal Executive Officer)

               /s/ KENNETH C. DONAHEY                  Senior Vice President and Chief  March 29, 2000
-----------------------------------------------------    Financial Officer (Principal
                 Kenneth C. Donahey                      Financial and Accounting
                                                         Officer)

             /s/ JAMES M. FLEETWOOD, JR.               President, Chief Operating       March 29, 2000
-----------------------------------------------------    Officer and Director
               James M. Fleetwood, Jr.

                       DODGE CITY HEALTHCARE GROUP, L.P.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Statements of Income -- for the years ended December 31,
  1999, 1998 and 1997.......................................  F-3
Balance Sheets -- December 31, 1999 and 1998................  F-4
Statements of Cash Flows -- for the years ended December 31,
  1999, 1998 and 1997.......................................  F-5
Statements of Partners' Capital -- for the years ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Financial Statements...............................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Dodge City Healthcare Group, L.P.

     We have audited the accompanying balance sheets of Dodge City Healthcare Group, L.P. (a Kansas limited partnership) (the "Partnership") as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dodge City Healthcare Group, L.P. (a Kansas limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Nashville, Tennessee
March 2, 2000

                       DODGE CITY HEALTHCARE GROUP, L.P.
                              STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenues....................................................  $32,737    $32,154    $31,777

Allocation of personnel costs...............................   11,204     11,820     10,465
Supplies....................................................    4,179      3,871      3,921
Other operating expenses....................................    4,819      5,318      6,115
Provision for doubtful accounts.............................    2,841      2,295      1,588
Depreciation and amortization...............................    1,741      1,634      1,303
Interest expense............................................      619        601        408
Management fees.............................................      657        646        613
                                                              -------    -------    -------
                                                               26,060     26,185     24,413
                                                              -------    -------    -------
          Net income........................................  $ 6,677    $ 5,969    $ 7,364
                                                              =======    =======    =======

                            See accompanying notes.

                       DODGE CITY HEALTHCARE GROUP, L.P.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Accounts receivable, less allowance for doubtful accounts
     of $2,997 and $3,185 as of December 31, 1999 and
     1998...................................................  $  5,304   $  4,467
  Inventories...............................................     1,215        966
  Prepaid expenses and other................................       118         68
                                                              --------   --------
                                                                 6,637      5,501
Property and equipment, at cost:
  Land......................................................       319        319
  Buildings and improvements................................     9,858      9,481
  Equipment.................................................    10,308      9,551
  Construction in progress..................................        --         22
                                                              --------   --------
                                                                20,485     19,373
  Accumulated depreciation..................................   (11,182)    (9,838)
                                                              --------   --------
                                                                 9,303      9,535
Intangible assets, net of accumulated amortization of $1,444
  and $1,145 at December 31, 1999 and 1998..................    10,503     10,802
                                                              --------   --------
                                                              $ 26,443   $ 25,838
                                                              ========   ========
                        LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................  $    585   $    791
  Accrued expenses..........................................       274        336
  Current maturities of long-term debt......................        --         19
                                                              --------   --------
                                                                   859      1,146

Intercompany balances payable to affiliate..................    10,740     11,515
Long-term debt..............................................        --        301
Partners' capital:
  Limited partners (990 units authorized and 890 units
     issued and outstanding)................................    13,377     12,732
  General partner (10 units authorized, issued and
     outstanding)...........................................     1,467        144
                                                              --------   --------
                                                                14,844     12,876
                                                              --------   --------
                                                              $ 26,443   $ 25,838
                                                              ========   ========

                            See accompanying notes.

                       DODGE CITY HEALTHCARE GROUP, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
Cash flows from operating activities:
Net income..................................................  $ 6,677   $ 5,969   $ 7,364
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for doubtful accounts........................    2,841     2,295     1,588
     Depreciation and amortization..........................    1,741     1,634     1,303
     Increase (decrease) in cash from operating assets and
      liabilities:
       Accounts receivable..................................   (2,361)   (3,444)   (1,541)
       Inventories, prepaid expenses and other current
        assets..............................................     (299)      (22)       69
       Accounts payable and accrued expenses................     (268)     (340)       38
                                                              -------   -------   -------
          Net cash provided by operating activities.........    8,331     6,092     8,821

Cash flows from investing activities:
  Purchases of property and equipment, net..................   (1,210)   (1,658)   (1,659)
                                                              -------   -------   -------
  Net cash used in investing activities.....................   (1,210)   (1,658)   (1,659)

Cash flows from financing activities:
  Decrease in long-term debt, net...........................     (320)     (940)      (83)
  Increase (decrease) in intercompany balances payable to
     affiliate, net.........................................     (775)    3,974      (227)
  Distributions.............................................   (6,026)   (7,468)   (6,852)
                                                              -------   -------   -------
          Net cash used in financing activities.............   (7,121)   (4,434)   (7,162)
                                                              -------   -------   -------
Change in cash..............................................       --        --        --
Cash at beginning of year...................................       --        --        --
                                                              -------   -------   -------
Cash at end of year.........................................  $    --   $    --   $    --
                                                              =======   =======   =======
Supplemental information:
  Interest payments.........................................  $   619   $   601   $   408
                                                              =======   =======   =======

Supplemental schedule of noncash transactions:
  Contribution from Columbia/HCA............................  $ 1,317   $    --   $    --
                                                              =======   =======   =======

                             See accompanying notes

                       DODGE CITY HEALTHCARE GROUP, L.P.
                        STATEMENTS OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                WESTERN PLAINS
                                                                   REGIONAL
                                                                HOSPITAL, INC./     DODGE CITY
                                                     MANAGING   WESTERN PLAINS      OUTPATIENT
                                                     GENERAL       REGIONAL          SURGICAL
                                                     PARTNER     HOSPITAL, LLC    FACILITY, INC.    TOTAL
                                                     --------   ---------------   --------------   -------
Partners' capital at January 1, 1997...............   $  154        $ 9,531          $ 4,178       $13,863
  Net income.......................................       81          5,074            2,209         7,364
  Distributions....................................      (75)        (4,722)          (2,055)       (6,852)
                                                      ------        -------          -------       -------
Partners' capital at December 31, 1997.............      160          9,883            4,332        14,375
  Net income.......................................       66          4,112            1,791         5,969
  Distributions....................................      (82)        (5,146)          (2,240)       (7,468)
                                                      ------        -------          -------       -------
Partners' capital at December 31, 1998.............      144          8,849            3,883        12,876
  Net income.......................................       73          4,601            2,003         6,677
  Distributions....................................      (67)        (4,151)          (1,808)       (6,026)
  Contribution from Columbia/HCA...................    1,317             --               --         1,317
                                                      ------        -------          -------       -------
PARTNERS' CAPITAL AT DECEMBER 31, 1999.............   $1,467        $ 9,299          $ 4,078       $14,844
                                                      ======        =======          =======       =======

                            See accompanying notes.

                       DODGE CITY HEALTHCARE GROUP, L.P.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

     Dodge City Healthcare Group, L.P., a Kansas limited partnership (the "Partnership"), was organized on March 1, 1995. Dodge City Healthcare Partner, Inc., a Kansas corporation ("DCHP"), is the general partner of the Partnership with a 1.1% partnership interest. The limited partners of the Partnership are Western Plains Regional Hospital, LLC, a Delaware limited liability company ("WPRH"), and Dodge City Outpatient Surgical Facility Inc., a Kansas corporation ("DCOSF"), with partnership interests of 68.9% and 30.0%, respectively. DCHP and WPRH are indirect wholly owned subsidiaries of LifePoint Hospitals, Inc., a Delaware corporation ("LifePoint"), through its direct wholly owned subsidiary, LifePoint Hospitals Holdings, Inc. ("Holdings").

     On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the tax-free spin-off of its operations comprising the America Group by distributing all outstanding shares of LifePoint to its shareholders (the "Distribution"). As a result, Columbia/HCA's combined 70.0% interest in the Partnership was transferred to LifePoint and LifePoint assumed the rights as sole general partner of the Partnership. Information regarding Columbia/HCA included in this report on Form 10-K is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

     The Partnership owns and operates Western Plains Regional Hospital, a 110-bed acute care hospital, and an outpatient surgery center which provide health care services to patients in and around Dodge City, Kansas. The Partnership receives payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, preferred provider organizations and other private insurers and directly from patients.

     The partnership agreement provides that the Partnership is to distribute, in quarterly installments to the general and limited partners in accordance with their respective ownership interests, an amount equal to 90% of its annual income. The partnership agreement further provides that profits and losses of the Partnership will be allocated to the partners in accordance with their respective ownership interests.

     As further defined in the partnership agreement, the general partner is obligated to manage and supervise the Partnership business and affairs. The Partnership shall be dissolved on December 31, 2050, unless sooner dissolved by law or pursuant to the partnership agreement or unless extended by amendment to the partnership agreement.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Partners' Capital

     Subsequent to the Distribution, partners' capital of the managing general partner and of Western Plains Regional Hospital, LLC represent the collective capital of the Partnership owned by LifePoint. Prior to the Distribution, partners' capital of the managing general partner and of Western Plains Regional Hospital, Inc. represent the collective capital of the Partnership owned by Columbia/HCA.

  Revenues

     The Partnership has entered into agreements with third-party payers, including government programs and managed care health plans, under which the Partnership is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

                       DODGE CITY HEALTHCARE GROUP, L.P.

     Revenues are recorded at estimated amounts due from patients and third-party payers for the healthcare services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. The net adjustments to estimated settlements resulted in increases/(decreases) to revenues of approximately ($99,000), $217,000 and $1,100,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs. Pursuant to the terms of the distribution agreement between LifePoint and Columbia/HCA, LifePoint and its subsidiaries, including the Partnership, are responsible for the Medicare, Medicaid and Blue Cross cost reports, and associated receivables and payables, for all periods ending after May 11, 1999. Columbia/HCA agreed to indemnify LifePoint and its subsidiaries, including the Partnership, with respect to cost reports relating to periods ending on or prior to the Distribution. Net settlement liabilities of approximately $1,317,000 recorded by the Partnership as of May 11, 1999 were deemed to be assumed by Columbia/HCA and, accordingly, recorded as a contribution from Columbia/HCA to the capital of the Partnership. The net settlement payable estimated as of December 31, 1999 and 1998, which is included in accounts receivable in the accompanying balance sheets, approximated $0 and $352,000, respectively.

     The Partnership provides care without charge to patients who are financially unable to pay for the health care services they receive. Because the Partnership does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues.

  Accounts Receivable

     The Partnership receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 1999, 1998 and 1997, approximately 21%, 27%, and 24%, respectively, of the Partnership's revenues related to patients participating in the Medicare program. Management recognizes that revenues and receivables from government agencies are significant to the Partnership's operations, but management does not believe that there are significant credit risks associated with these government agencies. Management of the Partnership does not believe that there are any other significant concentrations of revenues from any particular payer that would subject the Partnership to any significant credit risks in the collection of its accounts receivable.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  Long-Lived Assets

  (a) Property and Equipment

     Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized.

     Depreciation expense, computed by the straight-line method, was approximately $1,442,000, $1,335,000 and $994,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Buildings and improvements are depreciated over estimated useful lives ranging from 10 to 40 years. Estimated useful lives of equipment vary generally from 3 to 10 years.

  (b) Intangible Assets

     Intangible assets consists primarily of costs in excess of the fair value of identifiable net assets acquired and are amortized using the straight-line method over 40 years. When events, circumstances and operating

                       DODGE CITY HEALTHCARE GROUP, L.P.

results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, the Partnership prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value.

  Income Taxes

     The Partnership is not an income tax paying entity. No provision is made in the accounts of the Partnership since such taxes are liabilities of the individual partners of the Partnership, and the amounts thereof depend on their respective tax situations.

     The Partnership's tax returns and the amounts of distributable Partnership income or loss are subject to examination by the federal and state taxing authorities. In the event of an examination of the Partnership's tax return, the tax liability of the partners could be changed if any adjustment to the Partnership taxable income or loss is ultimately sustained by the taxing authorities.

  Professional and General Liability Risks

     The cost of professional and general liability coverage is allocated to the Partnership by LifePoint post-Distribution, and by Columbia/HCA pre-Distribution, based on actuarially determined estimates. The actuarially determined estimate of cost allocated to the Partnership by LifePoint is discounted to its present value using a rate of 6%. LifePoint, as well as Columbia/HCA, maintains reserves for professional and general liability risks. Accordingly, no reserve for liability risks is recorded on the accompanying balance sheets. Columbia/HCA assumed the liability for all professional and general liability claims of the Partnership incurred prior to the Distribution. The cost for the years ended December 31, 1999, 1998 and 1997 was approximately, $214,000, $188,000 and $211,000, respectively.

     Personnel assigned to the Partnership participate in a self-insured program for health insurance administered by LifePoint post-Distribution and by Columbia/HCA pre-Distribution. Cost for health insurance is allocated to the Partnership based upon claims paid and an estimate of claims incurred but not reported. LifePoint, as well as Columbia/HCA, maintains reserves for incurred but not reported health claims. Accordingly, no reserve for incurred but not reported health claims is recorded on the accompanying balance sheets. Columbia/HCA assumed the liability for all health claims incurred prior to the Distribution. The cost for the years ended December 31, 1999, 1998 and 1997, based on the Partnership's experience, was approximately $1,031,000, $974,000, and $541,000, respectively.

  Intercompany Balances to Affiliate

     Intercompany balances payable to affiliate represent the net excess of funds transferred to or paid on behalf of the Partnership over funds transferred to the centralized cash management account of LifePoint post-Distribution and Columbia/HCA pre-Distribution. Generally, this balance is increased by partnership distributions and disbursements made by LifePoint on behalf of the Partnership for operating expenses and to pay the Partnership's debt, completed construction project additions, fees and services provided by LifePoint, including information systems services and other operating expenses, such as personnel costs, interest and insurance. Generally, the balance is decreased through daily cash deposits by the Partnership to the account. Prior to the Distribution, the Partnership was charged interest on the outstanding intercompany balance at each month end at various rates ranging from 6% to 10%. For periods after the Distribution, the Partnership is being charged interest at prime rates which approximated 8.5% at December 31, 1999. In the opinion of LifePoint management, the interest rate charged has been at prevailing market rates. Interest expense under this arrangement is included in the Statements of Income.

                       DODGE CITY HEALTHCARE GROUP, L.P.

  Management Fees

     In accordance with the terms of the partnership agreement, the general partner receives a monthly management fee based upon the Partnership's net patient revenues. The management fee charged to the Partnership is not necessarily indicative of the actual costs which may have been incurred had the Partnership operated as an entity unaffiliated with LifePoint post-Distribution or Columbia/HCA pre-Distribution; however, in the opinion of the Partnership's management, the management fee charged is reasonable.

NOTE 2 -- LONG-TERM DEBT

     Long-term debt of the Partnership consisted of the following at December 31, (dollars in thousands):

                                                              1999   1998
                                                              ----   ----
9.38% note payable; principal and interest payable in
  monthly installments through June 2009....................  $--    $320
Less current portion of long-term debt......................   --      19
                                                              ---    ----
                                                              $--    $301
                                                              ===    ====

     In June 1999, the Partnership repaid the outstanding balance of the 9.38% note payable.

  Guarantee of Long-Term Debt

     On May 11, 1999, Holdings assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009. In November 1999, in a registered exchange offer, Holdings issued a like aggregate principal amount of notes in exchange for these notes (the "Notes"). The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. The Notes are guaranteed jointly, severally and unconditionally by all of Holdings' operating subsidiaries including the Partnership.

     On May 11, 1999, Holdings also assumed from Columbia/HCA the obligations under a Bank Credit Agreement (the "Credit Agreement") with a group of lenders with commitments aggregating $210 million. The Credit Agreement consists of a $60 million term loan facility, an $85 million term loan facility, and a $65 million revolving credit facility (collectively the "Bank Facilities").

     As of December 31, 1999, $25 million of the $60 million term loan facility was drawn, with the remaining $35 million available for limited purposes to be drawn by May 11, 2000. The final payment under this term loan facility is due November 11, 2004.

     The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

     The $65 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004. No amounts were outstanding under this facility as of December 31, 1999.

     Holdings' obligations under the Bank Facilities are guaranteed by its subsidiaries including the Partnership.

     The subsidiary guarantees of the Notes and the Bank Facilities are secured by a pledge of substantially all of the subsidiaries' assets including all of the assets of the Partnership.

                       DODGE CITY HEALTHCARE GROUP, L.P.

NOTE 3 -- LEASES

     Operating lease rental expense relating primarily to the rental of buildings and equipment for the years ended December 31, 1999, 1998 and 1997 was approximately $136,000, $163,000 and $580,000, respectively.

NOTE 4 -- RETIREMENT PLANS

     Personnel assigned to the Partnership subsequent to the Distribution participate in LifePoint's employee stock ownership plan ("ESOP"). Under the ESOP, shares of LifePoint common stock will be allocated ratably to participants over the next ten years, beginning in fiscal year 1999. ESOP expense is allocated to the Partnership based upon the average market price of shares committed to be released during the accounting period. ESOP expense allocated to the Partnership was approximately $145,000 for the year ended December 31, 1999 and is included in "Allocation of Personnel Costs" in the accompanying Statements of Income.

     Personnel assigned to the Partnership during the year ended December 31, 1998 and 1997 participated in Columbia/HCA's defined contribution retirement plans which covered substantially all personnel assigned to the Partnership. The Partnership reimbursed a Columbia/HCA affiliate for personnel costs, including contributions to the plan. Benefits were determined primarily as a percentage of a participant's earned income. The cost of these plans was approximately $307,000 and $370,000 during 1998 and 1997, respectively.

NOTE 5 -- RELATED PARTIES

     To facilitate payroll administration, all personnel assigned to perform duties for the Partnership are employed by a LifePoint affiliate post-Distribution and a Columbia/HCA affiliate pre-Distribution. The Partnership reimburses the affiliate for the direct costs (i.e., salaries and related benefits) associated with such personnel. Such reimbursements are recorded as "Allocation of Personnel Costs" in the accompanying Statements of Income.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

  Columbia/HCA Investigations, Litigation and Indemnification Rights

     Columbia/HCA is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Management of the Partnership understands that Columbia/HCA is cooperating in these investigations and that Columbia/HCA understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). The Commission investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and TRICARE cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

     Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits seek damages of three

                       DODGE CITY HEALTHCARE GROUP, L.P.

times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in six unsealed qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     Columbia/HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions.

     It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts in question in the qui tam and other actions are substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions. In addition, a number of derivative actions have been brought by purported stockholders of Columbia/HCA against certain current and former officers and directors of Columbia/HCA alleging breach of fiduciary duty and failure to take reasonable steps to ensure that Columbia/HCA did not engage in illegal practices.

     Management believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations (which include LifePoint for the periods prior to the date of the Distribution which are presented herein). The extent to which LifePoint may or may not continue to be affected after the Distribution by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted. It is possible that these matters could have a material adverse effect on the financial condition or results of operations of LifePoint in future periods.

     In connection with the Distribution, Columbia/HCA has agreed to indemnify LifePoint and its subsidiaries, including the Partnership, in respect of any losses which it may incur arising from the proceedings described above. Columbia/HCA has also agreed to indemnify LifePoint in respect of any losses, which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by LifePoint, including Western Plains Regional Hospital, as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make cash payments to LifePoint based on amounts as defined in the Distribution Agreement by and among Columbia/HCA and LifePoint. LifePoint has agreed with Columbia/HCA that, in connection with the pending governmental investigations, it will negotiate with the government with respect to a compliance agreement setting forth LifePoint's agreement to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against LifePoint, or any of its facilities, including the Partnership, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of LifePoint and the Partnership. Columbia/HCA has not indemnified LifePoint or the Partnership for losses relating to any acts, practices and omissions engaged in by LifePoint or the Partnership after the Distribution, whether or not LifePoint or the Partnership is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

                       DODGE CITY HEALTHCARE GROUP, L.P.

  General Liability Claims

     The Partnership is subject to claims and suits arising in the ordinary course of business. The Partnership is currently not a party to any proceeding which, in the opinion of management, would have a material adverse effect on the Partnership's business, financial condition or results of operations.

  Other

     Final determination of amounts earned under prospective payment and cost-reimbursement activities is subject to review by appropriate governmental authorities or their agents.

NOTE 7 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of activity in the Partnership's allowance for doubtful accounts follows (in thousands):

                                                             ADDITIONS      ACCOUNTS
                                               BALANCES AT   CHARGED TO   WRITTEN OFF,   BALANCE AT
                                                BEGINNING    COSTS AND       NET OF      THE END OF
                                                OF PERIOD     EXPENSES     RECOVERIES    THE PERIOD
                                               -----------   ----------   ------------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 1997...............    $3,496        $1,588       $(2,897)       $2,187
  Year ended December 31, 1998...............     2,187         2,295        (1,297)        3,185
  Year ended December 31, 1999...............     3,185         2,841        (3,029)        2,997

NOTE 8 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and long-term debt approximate fair value because of the short-term maturity of these instruments.

                                 EXHIBIT INDEX

   EXHIBIT NO.                             DESCRIPTION
   -----------                             -----------
    3.1       --   Certificate of Limited Partnership.
    3.2       --   Certificate of Amendment to Certificate of Limited
                   Partnership.
    3.3       --   Amended and Restated Limited Partnership Agreement of Dodge
                   City Healthcare Group, L.P., dated March 1, 1995.
    3.4       --   Amendment to Article 6.1 of Limited Partnership Agreement,
                   dated June 13, 1997.
    3.5       --   Second Amendment to the Amended and Restated Limited
                   Partnership Agreement of Dodge City Healthcare Group, L.P.,
                   dated April 8, 1999.
    3.6       --   Third Amendment to the Amended and Restated Limited
                   Partnership Agreement of Dodge City Healthcare Group, L.P.,
                   dated November 4, 1999.
    4.1       --   Indenture (including form of 10 3/4% Senior Subordinated
                   Notes due 2009) dated as of May 11, 1999, between
                   HealthTrust, Inc.-The Hospital Company and Citibank N.A. as
                   Trustee, incorporated by reference from Exhibit 4.2(a) to
                   LifePoint Hospitals' Quarterly Report on Form 10-Q for the
                   quarter ended March 31, 1999, File No. 0-29818.
    4.2       --   Form of 10 3/4% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.1).
   27         --   Financial Data Schedule (for SEC use only).