Form 10-Q
period 1999-09-30
DODGE CITY HEALTHCARE GROUP LP
filed 2000-03-31
CIK 1090594

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                   FORM 10-Q
                                 --------------

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

                                      OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to

                        Commission File Number 333-84755-53
                        -----------------------------------

                         Dodge City Healthcare Group, L.P.
            (Exact name of registrant as specified in its charter)

                    Kansas                                 10-1275266
         (State or Other Jurisdiction                     (IRS Employer
       of Incorporation or Organization)               Identification No.)

                  3001 Avenue A                                67801
                Dodge City, Kansas                           (Zip Code)
      (Address of Principal Executive Offices)

                                (316) 225-8401
             (Registrant's telephone number, including area code)

                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

                            -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES [ ]     NO  [X]

         The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q (as modified by grants of no-action relief) and is therefore filing this form using the reduced disclosure format specified therein.


===============================================================================

Part I: Financial Information

Item 1: Financial Statements


                       DODGE CITY HEALTHCARE GROUP, L.P.
                         CONDENSED STATEMENTS OF INCOME
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                          ------------------------      ------------------------
                                            1999           1998           1999            1998
                                          ---------      ---------      ---------      ---------

Revenues                                  $   7,688      $   8,157      $  24,302      $  24,133

Allocation of personnel costs                 2,676          2,780          8,471          8,970
Supplies                                      1,002            857          3,253          2,868
Other operating expenses                      1,224          1,395          3,650          3,972
Provision for doubtful accounts                 813            861          1,983          1,541
Depreciation and amortization                   422            429          1,276          1,214
Interest expense                                164            172            461            426
Management fees                                 153            162            484            480
                                          ---------      ---------      ---------      ---------
                                              6,454          6,656         19,578         19,471
                                          ---------      ---------      ---------      ---------
Net income                                $   1,234      $   1,501      $   4,724      $   4,662
                                          =========      =========      =========      =========

See accompanying notes

                       DODGE CITY HEALTHCARE GROUP, L.P.
                            CONDENSED BALANCE SHEETS
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                     1999               1998
                                                                                 -------------       ------------
                              ASSETS
Current assets:
  Accounts receivable, less allowance for doubtful accounts of $3,150
     at September 30, 1999, and $3,185 at December 31, 1998                        $    5,247         $    4,467
  Inventories                                                                             982                966
  Prepaid expenses and other                                                               89                 68
                                                                                   ----------         ----------
                                                                                        6,318              5,501

Property and equipment, at cost:
  Land                                                                                    319                319
  Buildings and improvements                                                            9,484              9,481
  Equipment                                                                            10,101              9,551
  Construction in progress                                                                553                 22
                                                                                   ----------         ----------
                                                                                       20,457             19,373
Accumulated depreciation                                                              (10,807)            (9,838)
                                                                                   ----------         ----------
                                                                                        9,650              9,535
Intangible assets, net of accumulated amortization of $1,369
     at September 30, 1999, and $1,145 at December 31, 1998                            10,578             10,802
                                                                                   ----------         ----------
                                                                                   $   26,546         $   25,838
                                                                                   ==========         ==========

               LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                                                                 $      653         $      791
  Accrued expenses                                                                        288                336
  Current maturities of long-term debt                                                     --                 19
                                                                                   ----------         ----------
                                                                                          941              1,146

Intercompany balances payable to affiliate                                             12,713             11,515
Long-term debt                                                                             --                301
Partners' capital:
  Limited partners (990 units authorized and 890 units issued
     and outstanding)                                                                  12,750             12,732
  General partner (10 units authorized, issued and outstanding)                           142                144
                                                                                   ----------         ----------
                                                                                       12,892             12,876
                                                                                   ----------         ----------
                                                                                   $   26,546         $   25,838
                                                                                   ==========         ==========

See accompanying notes.

                       DODGE CITY HEALTHCARE GROUP, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                      1999               1998
                                                                                   ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $    4,724         $    4,662
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Provision for doubtful accounts                                                   1,983              1,541
      Depreciation and amortization                                                     1,276              1,214
      Increase (decrease) in cash from operating
        assets and liabilities:
         Accounts receivable                                                           (1,446)            (3,208)
         Inventories, prepaid expenses and other current assets                           (37)                 8
         Accounts payable and accrued expenses                                           (186)              (408)
                                                                                   ----------         ----------
         Net cash provided by operating activities                                      6,314              3,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                                               (1,166)            (1,523)
                                                                                   ----------         ----------
         Net cash used in investing activities                                         (1,166)            (1,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in long-term debt, net                                                          (320)              (935)
Increase in intercompany balances payable to
  affiliate, net                                                                        1,198              6,117
Distributions                                                                          (6,026)            (7,468)
                                                                                   ----------         ----------
         Net cash used in financing activities                                         (5,148)            (2,286)

Change in cash                                                                     $       --         $       --
Cash at beginning of period                                                                --                 --
                                                                                   ----------         ----------
Cash at end of period                                                              $       --         $       --
                                                                                   ==========         ==========

SUPPLEMENTAL INFORMATION:
Interest payments                                                                  $      461         $      426
                                                                                   ==========         ==========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
  Contribution from Columbia/HCA                                                   $    1,317         $       --
                                                                                   ==========         ==========

See accompanying notes.

                      DODGE CITY HEALTHCARE GROUP, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

         On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the tax-free spin-off of its operations comprising the America Group by distributing all outstanding shares of LifePoint to its shareholders (the "Distribution"). As a result, Columbia/HCA's combined 70.0% interest in the Partnership was transferred to LifePoint and LifePoint assumed the rights as sole general partner of the Partnership. Information regarding Columbia/HCA included in this report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission (the "Commission").

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Partnership management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         Certain estimates, assumptions and allocations were made in preparing the unaudited condensed financial statements included herein. Therefore, such financial statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had the Partnership been a separate, independent company throughout the periods presented.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INCOME TAXES

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

NOTE 3 - TRANSACTIONS WITH AFFILIATE

INTERCOMPANY BALANCES PAYABLE TO AFFILIATE

         Intercompany balances payable to affiliate represent the net excess of funds transferred to or paid on behalf of the Partnership over funds transferred to the centralized cash management account of LifePoint post-Distribution and Columbia/HCA pre-Distribution. Generally, this balance is increased by partnership distributions and disbursements made by LifePoint on behalf of the Partnership for operating expenses and to pay the Partnership's debt, completed construction project additions, fees and services provided by LifePoint, including information systems services and other operating expenses, such as personnel costs, interest and insurance. Generally, the balance is decreased through daily cash deposits by the Partnership to the account. Prior to the Distribution, the Partnership was charged interest on the outstanding intercompany balance at each month end at various rates ranging from 6% to 10%. For periods after the Distribution, the Partnership is being charged interest at prime rates which approximated 8.25% at September 30, 1999. In the opinion of LifePoint management, the interest rate charged has been at prevailing market rates. Interest expense under this arrangement is included in the Statements of Income.

MANAGEMENT FEES

         In accordance with the terms of the partnership agreement, the general partner receives a monthly management fee based upon the Partnership's net patient revenues. The management fee charged to the Partnership is not necessarily indicative of the actual costs which may have been incurred had the Partnership operated as an entity unaffiliated with LifePoint post-Distribution or Columbia/HCA pre-Distribution; however, in the opinion of the Partnership management, the management fee charged is reasonable.

PERSONNEL COSTS

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

RETIREMENT PLANS

         Personnel assigned to the Partnership subsequent to the Distribution participate in LifePoint's employee stock ownership plan ("ESOP"). Under the ESOP, shares of LifePoint common stock will be allocated ratably to participants over the next ten years, beginning in fiscal year 1999. ESOP expense is allocated to the Partnership based upon the average market price of shares committed to be released during the allocation period.

         Personnel assigned to the Partnership during the nine months ended September 30, 1998 participated in Columbia/HCA's defined contribution retirement plans which covered substantially all personnel assigned to the Partnership. The Partnership reimbursed a Columbia/HCA affiliate for personnel costs, including contributions to the plan. Benefits were determined primarily as a percentage of a participant's earned income.

COST REPORT LIABILITIES

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

PROFESSIONAL AND GENERAL LIABILITY RISKS

         The cost of professional and general liability coverage is allocated to the Partnership by LifePoint post-Distribution, and by Columbia/HCA pre-Distribution, based on actuarially determined estimates. The actuarially determined estimate of cost allocated to the Partnership by LifePoint is discounted to its present value using a rate of 6%. LifePoint, as well as Columbia/HCA, maintains reserves for professional and general liability risks. Accordingly, no reserve for liability risks is recorded on the accompanying balance sheets. Columbia/HCA assumed the liability for all professional and general liability claims incurred prior to the Distribution.

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

NOTE 4 - GUARANTEE OF LONG-TERM DEBT

         On May 11, 1999, LifePoint assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009. In November 1999, in a registered exchange offer, LifePoint issued a like aggregate principal amount of notes in exchange for these notes (the "Notes"). The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. The Notes are guaranteed jointly, severally and unconditionally by all of LifePoint's operating subsidiaries including the Partnership.

         On May 11, 1999, LifePoint also assumed from Columbia/HCA the obligations under a Bank Credit Agreement (the "Credit Agreement") with a group of lenders with commitments aggregating $210 million. The Credit Agreement consists of a $60 million term loan facility, an $85 million term loan facility, and a $65 million revolving credit facility (collectively the "Bank Facilities").

         As of September 30, 1999, $25 million of the $60 million term loan facility was drawn, with the remaining $35 million available for limited purposes to be drawn by May 11, 2000. The final payment under this term loan facility is due November 11, 2004.

         The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

         The $65 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004. No amounts were outstanding under this facility as of September 30, 1999.

         LifePoint's obligations under the Bank Facilities are guaranteed by its subsidiaries including the Partnership.

         The subsidiary guarantees of the Notes and the Bank Facilities are secured by a pledge of substantially all of the subsidiaries' assets including all of the assets of the Partnership.

NOTE 5 - CONTINGENCIES

COLUMBIA/HCA INVESTIGATIONS, LITIGATION AND INDEMNIFICATION RIGHTS

         Columbia/HCA is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Management of the Partnership understands that Columbia/HCA is cooperating in these investigations and that Columbia/HCA understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is the subject of a formal order of investigation by the Commission. The Commission investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and TRICARE cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

         Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in six unsealed qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the unaudited Condensed Financial Statements included herein.

         OVERVIEW

         On May 11, 1999, Columbia/HCA Healthcare Corporation completed the tax-free spin-off of its operations comprising the America Group by distributing all outstanding shares of LifePoint Hospitals, Inc. to its shareholders (the "Distribution"). As a result, Columbia/HCA's combined 70.0% interest in the Partnership was transferred to LifePoint, and LifePoint assumed the rights as sole general partner of the Partnership.

         FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on the current plans and expectations of the Partnership and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the Partnership's future financial condition and results. These factors include, but are not limited to, (i) the highly competitive nature of the health care business, (ii) the efforts of insurers, health care providers and others to contain health care costs, (iii) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (iv) changes in Federal, state or local regulation affecting the health care industry, (v) the possible enactment of Federal or state health care reform, (vi) the ability to attract and retain qualified management and personnel, including physicians, (vii) liabilities and other claims asserted against the Partnership, (viii) changes in accounting practices, (ix) changes in general economic conditions, and (x) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Partnership. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Revenues increased 0.7% to $24.3 million for the nine months ended September 30, 1999 compared to $24.1 million for the nine months ended September 30, 1998 primarily resulting from increases in the volume of patients treated at the Partnership's facility offset, in part, by decreases in revenues per equivalent admission. Inpatient admissions increased 2.4% and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume)increased 7.1% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Revenues per equivalent admission decreased 5.5% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The decline in revenues per equivalent admission was due to several factors, including decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered revenues by approximately $0.3 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998), and continued increases in the number of managed care payers (managed care as a percentage of total admissions increased to 30.1% for the nine months ended September 30, 1999 compared to 26.7% for the nine months ended September 30, 1998) which generally pay less per patient than traditional indemnity insurance plans.

         Allocation of personnel costs decreased as a percentage of revenues to 34.9% for the nine months ended September 30, 1999, from 37.2% for the nine months ended September 30, 1998, primarily due to improvements in labor productivity. Man-hours per equivalent admission decreased 13.7% over the same period in the prior year.

         Supplies expenses increased to 13.4% as a percentage of revenues for the nine months ended September 30, 1999 from 11.9% for the nine months ended September 30, 1998 primarily due to the 5.5% decrease in revenues per equivalent admission, while the cost of supplies per equivalent admission increased 5.9%. The higher cost of supplies per equivalent admission resulted from significant increases in pharmaceutical costs and other increases in new product development costs and general inflation.

         Other operating expenses decreased as a percentage of revenues to 15.0% for the nine months ended September 30, 1999 from 16.5% for the nine months ended September 30, 1998. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes. The decrease was primarily due to a decrease in contract services.

         Provision for doubtful accounts, as a percentage of revenues, increased to 8.2% for the nine months ended September 30, 1999, from 6.4% for the nine months ended September 30, 1998, due to turnover in the Partnership's business office which delayed billings and negatively impacted cash collections.

         Depreciation and amortization expense increased to $1.3 million for the nine months ended September 30, 1999, from $1.2 million for the nine months ended September 30, 1998, primarily due to routine capital expenditures.

         Interest expense increased to $0.5 million for the nine months ended September 30, 1999, from $0.4 million for the nine months ended September 30, 1998. The increase in interest expense was directly attributable to an increase in intercompany balances payable to affiliate.

         Management fees were $0.5 million for the nine months ended September 30, 1999 and 1998. Management fees are charged to the Partnership by the general partner based upon the Partnership's net patient revenues.

         Net income was $4.7 million for the nine months ended September 30, 1999 and 1998.

CONTINGENCIES

         Columbia/HCA is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Management of the Partnership understands that Columbia/HCA is cooperating in these investigations and that Columbia/HCA understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is the subject of a formal order of investigation by the Commission. The Commission investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and TRICARE cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

         Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in six unsealed qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

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

PART II. OTHER INFORMATION

ITEM 6

a.       List of Exhibits:

         EXHIBIT NUMBER                      DESCRIPTION
         --------------                      -----------

         3.1           -   Certificate of Limited Partnership (a)

         3.2           -   Certificate of Amendment to Certificate of Limited Partnership (a)

         3.3           -   Amended and Restated Limited Partnership Agreement of
                           Dodge City Healthcare Group, L.P., dated March 1, 1995 (a)

         3.4           -   Amendment to Article 6.1 of Limited Partnership Agreement,
                           dated June 13, 1997 (a)

         3.5           -   Second Amendment to the Amended and Restated Limited
                           Partnership Agreement of Dodge City Healthcare Group, L.P.,
                           dated April 8, 1999 (a)

         3.6           -   Third Amendment to the Amended and Restated Limited
                           Partnership Agreement of Dodge City Healthcare Group, L.P.,
                           dated November 4, 1999 (a)

         4.1           -   Indenture (including form of 10 3/4% Senior Subordinated
                           Notes due 2009) dated as of May 11, 1999, between
                           HealthTrust, Inc.-The Hospital Company and Citibank N.A. as
                           Trustee (b)

         4.2           -   Form of 10 3/4% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.1)(b)

         27            -   Financial Data Schedule (for SEC use only)

--------------
(a) Incorporated by reference from the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 333-84755-53.

(b) Incorporated by reference from LifePoint's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-29818.


b.       Reports on Form 8-K

                  None.



                                   Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Dodge City Healthcare Group, L.P.
                                    By: Dodge City Healthcare Partner, Inc.
                                    its General Partner


                                    /s/ Kenneth C. Donahey
                                    -------------------------------------------
                                    Senior Vice President and
                                      Chief Financial Officer

March 31, 2000

                                 EXHIBIT INDEX

  Exhibit                            Description
  -------                            -----------
    No.
    ---

3.1             - Certificate of Limited Partnership (a)

3.2             - Certificate of Amendment to Certificate of Limited Partnership (a)

3.3             - Amended and Restated Limited Partnership Agreement of Dodge
                  City Healthcare Group, L.P., dated March 1, 1995 (a)

3.4             - Amendment to Article 6.1 of Limited Partnership Agreement,
                  dated June 13, 1997 (a)

3.5             - Second Amendment to the Amended and Restated Limited
                  Partnership Agreement of Dodge City Healthcare Group, L.P., dated April 8, 1999 (a)

3.6             - Third Amendment to the Amended and Restated Limited
                  Partnership Agreement of Dodge City Healthcare Group, L.P., dated November 4, 1999 (a)

4.1             - Indenture (including form of 10 3/4% Senior Subordinated
                  Notes due 2009) dated as of May 11, 1999, between HealthTrust, Inc.-The Hospital Company and Citibank N.A. as
                  Trustee (b)

4.2             - Form of 10 3/4% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.1) (b)

27              - Financial Data Schedule (for SEC use only)

--------------
(a) Incorporated by reference from the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 333-84755-53.

(b) Incorporated by reference from LifePoint's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-29818.